Form 10-K
period 2014-12-31
Santander Drive Auto Receivables Trust 2013-1; SANTANDER DRIVE AUTO RECEIVABLES LLC
filed 2015-03-30
CIK 1565821, 1383094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2014.

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

1601 Elm Street, Suite 800

Dallas, Texas 75201

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

Item 1117 of Regulation AB. Legal Proceedings.

Since July 2014, Santander Consumer USA Inc. has received civil subpoenas and civil investigative demands from various federal and state agencies, including from the U.S. Department of Justice under the Financial Institutions Reform, Recovery and Enforcement Act, the United States Securities and Exchange Commission and several state attorneys general, requesting the production of documents and communications that, among other things, relate to the origination, underwriting and securitization of auto loans for varying time periods since 2007. Investigations, proceedings or information-gathering requests that Santander Consumer USA Inc. is, or may become, involved in may result in adverse consequences to Santander Consumer USA Inc. including, without limitation, adverse judgments, settlements, fines, penalties, injunctions, or other actions.

Deutsche Bank Trust Company Americas (“DBTCA”), as the indenture trustee, has provided the following information: DBTCA has been named as a defendant in civil litigation concerning its role as trustee of certain residential mortgage backed securities (“RMBS”) trusts. On June 18, 2014, a group of investors (“Plaintiff Investors”) filed a civil action against DBTCA and Deutsche Bank National Trust Company (“DBNTC”) in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on DBTCA’s and DBNTC’s alleged failure to perform their obligations as trustees for the trusts (the “NY Derivative Action”). An amended complaint was filed on July 16, 2014, adding Plaintiff Investors and RMBS trusts to the NY Derivative Action. On November 24, 2014, the Plaintiff Investors moved to voluntarily dismiss the NY Derivative Action without prejudice. Also on November 24, 2014, substantially the same group of Plaintiff Investors filed a civil action against DBTCA and DBNTC in the United States District Court for the Southern District of New York (the “SDNY Action”), making substantially the same allegations as the New York Derivative Action with respect to 564 RMBS trusts (542 of which were at issue in the NY Derivative Action). The SDNY Action is styled both as a derivative action on behalf of the named RMBS Trusts and, in the alternative, as a putative class action on behalf of holders of RMBS representing interests in those RMBS trusts. DBTCA is reviewing these newly-filed pleadings. DBTCA has no pending legal proceedings (including, based on DBTCA’s preliminary evaluation, the litigation disclosed in this paragraph) that would materially affect its ability to perform its duties as Trustee on behalf of the Certificate-holders.

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

Item 1123 of Regulation AB. Servicer Compliance Statements.

Santander Consumer USA Inc. has been identified by the issuing entity as the servicer with respect to the asset pool held by the issuing entity. The Servicer has completed a statement of compliance with applicable servicing criteria (a “Compliance Statement”) signed by an authorized officer of the Servicer. The Compliance Statement is attached as an exhibit to this
Form 10-K.

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

Date: March 30, 2015

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